Form 10-K
period 2006-12-31
Bear Stearns Asset Backed Securities I LLC Trust 2006-EC1
filed 2007-03-30
CIK 1349357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-125422-38

BEAR STEARNS ASSET BACKED SECURITIES I TRUST 2006-EC1
(Exact name of issuing entity as specified in its charter)

BEAR STEARNS ASSET BACKED SECURITIES I LLC
(Exact name of registrant/depositor as specified in its charter)

EMC MORTGAGE CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware	20-0842986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

383 Madison Avenue, New York, New York 10179
(Address, including zip code, of registrant’s principal executive offices)

(212) 272-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governances.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not Applicable

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings
None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) (“PCC”), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on “nonconforming” borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
None.

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of January 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as master servicer and LaSalle Bank National Association, as trustee. (As previously filed on Form 8-K filed on February 15, 2006 and on Form 8-K/A filed on March 17, 2006 and is hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
35(a)	Servicer compliance statement, EMC Mortgage Corporation, as Master Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	EMC Mortgage Corporation, as Master Servicer
2.	LaSalle Bank National Association, as Trustee
3.	LandAmerica Tax and Flood Services, Inc.
4.	Assurant, Inc.
(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	EMC Mortgage Corporation, as Master Servicer
2.	LaSalle Bank National Association, as Trustee
3.	LandAmerica Tax and Flood Services, Inc.
4.	Assurant, Inc.
(35) Servicer Compliance Statements:
1.	EMC Mortgage Corporation, as Master Servicer
2.	LaSalle Bank National Association, as Trustee

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indiciated.

EMC Mortgage Corporation, as Master Servicer

March 28, 2007	/s/ John A. Vella
Name: John A. Vella
Title: President and CEO

EXHIBIT INDEX
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of January 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as master servicer and LaSalle Bank National Association, as trustee. (As previously filed on Form 8-K filed on February 15, 2006 and on Form 8-K/A filed on March 17, 2006 and is hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
35(a)	Servicer compliance statement, EMC Mortgage Corporation, as Master Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee