Form 10-K/A
period 2006-12-31
Bear Stearns Asset Backed Securities I LLC Trust 2006-EC1
filed 2007-04-02
CIK 1349357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K/A:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of January 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as master servicer and LaSalle Bank National Association, as trustee. (As previously filed on Form 8-K filed on February 15, 2006 and on Form 8-K/A filed on March 17, 2006 and is hereby incorporated by reference into this report on Form 10-K/A)

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

EMC Mortgage Corporation, as Master Servicer

April 2, 2007	/s/ John A. Vella
Name: John A. Vella
Title: President and CEO

EXHIBIT INDEX
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of January 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as sponsor and as master servicer and LaSalle Bank National Association, as trustee. (As previously filed on Form 8-K filed on February 15, 2006 and on Form 8-K/A filed on March 17, 2006 and is hereby incorporated by reference into this report on Form 10-K/A)

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